Form 10-Q/A
period 2013-06-30
Canyonwalk Acquisition Corp
filed 2013-09-12
CIK 1579534

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                     AMENDMENT NO. 1 TO
                          FORM 10-Q

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, Canyonwalk has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as folllows:

     On May 7, 2013, Canyonwalk issued the following shares of its common stock:

Name               Number of Shares         Consideration

Tiber Creek Corporation    10,000,000          $1,000
ABN Bridge Corporation     10,000,000          $1,000

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

Dated:   September 12, 2013