Form 10-K
period 2013-12-31
Corvus Technologies Corp.
filed 2014-04-10
CIK 1579534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-54978

CORVUS TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

CANYONWALK ACQUISITION CORPORATION

(Former Name of Registrant as Specified in its Charter)

Delaware	46-3461117
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

115 North Poinciana Road

Gilbert, Arizona 85234

(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: 480-221-3805

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, par value $0.0001	10,100,000

Documents incorporated by reference: None

PART I

Item 1. Business

Corvus Technologies Corp. (formerly Canyonwalk Acquisition Corporation) ("Corvus" or the "Company") was incorporated on May 1, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

In addition to a change in control of its management and shareholders, the Company's operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof which became automatically effective 60 days thereafter.

The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

Change in Control:

On December 4, 2013, the following events occurred which resulted in a change of control of the Company:

The Company redeemed an aggregate of 19,900,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,990.

James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 50,000 shares of the Company's common stock.

Glen Var Rosenbaum was named as the sole director of the Company and serves as its President.

On December 5, 2014 the Company issued 10,000,000 shares of its common stock at par representing 99% of the then total outstanding 10,100,000 shares of common stock.

The Company has no employees and only one director who also serves as the Company's President.

The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

As part of the change in control, the Company changed its name from Canyonwalk Acquisition Corporation to Corvus Technologies Corp. and filed a Form 8-K noticing the same.

Current Activities

The Company is designed to develop and market either by merger and/or acquisition with an existing private company which private company is the owner of patent-pending technology that provides an effective tracking and monitoring system of humans and other living entities within buildings. The tracking technology can figuratively "see through walls". The technology is portable and can be set up quickly on the exterior of a building to track humans inside the building. The system is targeted for use in safety-of-life applications by such personnel as fire fighters, paramedics, SWAT teams, military or other "first responders". The tracking technology is portable and can be quickly assembled at the exterior of a building to locate and track persons or alive entities.

If and when the Company chooses to enter into a business combination with this private company or another, it will likely file a registration statement after such business combination is effected.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2013, the Company had sustained a net loss of $1,712 and had an accumulated deficit of $1,712.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

There is no assurance that the Company will ever be profitable.

Item 2. Properties

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of its president at no cost to the Company.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company's securities.

Once and if a business combination is effected, the Company may wish to cause the Company's common stock to trade in one or more United States securities markets. The Company anticipates that it will take the steps required for such admission to quotation following the business combination or at some later time.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

Since inception, the Company has sold securities which were not registered as follows:

		NUMBER OF
DATE	NAME	SHARES	CONSIDERATION

July 30, 2012	Tiber Creek Corporation	10,000,000	$1,000
		(9,950,000 redeemed 12/4/2013)

July 30, 2012	MB Americus LLC	10,000,000	$1,000
		(9,950,000 redeemed 12/4/2013)

December 5, 2013	Glen Var Rosenbaum	10,000,000	$1,000

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

As of December 31, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2013, the Company had sustained a net loss of $1,712 and had an accumulated deficit of $1,712.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

The Company is designed to develop and market either by merger and/or acquisition with an existing private company which private company is the owner of patent-pending technology that provides an effective tracking and monitoring system of humans and other living entities within buildings. The tracking technology can figuratively "see through walls". The technology is portable and can be set up quickly on the exterior of a building to track humans inside the building. The system is targeted for use in safety-of-life applications by such personnel as fire fighters, paramedics, SWAT teams, military or other "first responders". The tracking technology is portable and can be quickly assembled at the exterior of a building to locate and track persons or alive entities.

A likely target company with which the Company may effect a business combination is one seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

In analyzing prospective a business combination, the Company may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

2013 Year-End Analysis

The Company has received no income, has had no operations nor expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

As of December 31, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2013, the Company had sustained a net loss of $1,712 and had an accumulated deficit of $1,712.

In December, 2013, the Company changed its name to Corvus Technologies Corp. in expectation of a change in control.

Change in Control

On December 4, 2013, the following events occurred which resulted in a change of control of the Company:

The Company redeemed an aggregate of 19,900,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,990.

James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 50,000 shares of the Company's common stock.

Glen Var Rosenbaum was named as the sole director of the Company and serves as its President.

On December 5, 2013, the Company issued 10,000,000 shares of its common stock at par representing 99% of the then total outstanding 10,100,000 shares of common stock.

The Company filed a Form 8-K with the Securities and Exchange Commission noticing such action.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2013 are attached hereto.

Item 9. Changes in and Disagreements with Accountants onAccounting and Financial Disclosure

There were no disagreements with the Company's accountants on accounting or financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission.the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

The independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

Name	Positions and Offices Held
Glen Var Rosenbaum	President, Director
Jay G. Heiner	General Manager

Management of the Company

The Company has no full time employees.

On December 4, 2013, James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned as directors and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 50,000 shares of the Company's common stock.

On December 4, 2013, Glen Var Rosenbaum was named as the sole director of the Company and appointed its President and Jay G. Heiner appointed to serve as General Manager.

Glen Var Rosenbaum serves as the director and president of the Company. Since 1998, Mr. Rosenbaum has worked at Orbital Sciences (formerly General Dynamics/Spectrum Astro Inc.) as an RF Systems Engineer. At Orbital he has served as: the principal GeoEye II RF Architect, he developed the 16-QAM RF COMM Link systems architecture proposal; GPS III Navwar Antenna and Payload Systems proposal manager; lead RF Systems Engineer for GPS Black-Jack Flight Receiver builds for VCL, ICESAT, CORISS, and OSTM programs; and the RF Systems Engineer supporting Com Payload Systems, Receiver Design And Manufacture and Antenna Design and Modeling. Mr. Rosenbaum is an expert in RF Systems simulation and analysis, electronic detail circuitry design, narrow and wide-band transmitters, receivers, filtering synthesizers, and antenna design and modeling in digital and analog modulation formats. Mr. Rosenbaum holds seven patents for his work and has published numerous industry-related articles. Mr. Rosenbaum received both his Master's Degree in Electrical Engineering and Bachelor of Science in Electrical Engineering from Brigham Young University and has completed post-graduate studies at Arizona State University.

Jae G. Heiner serves as General Manager of the Company. Mr. Heiner received both his Bachelor of Science in Electrical Engineering and Master's Degree in Electrical Engineering from Brigham Young University in 1980 and 1981, respectively. Mnr. Heiner has spent his most of his career in the Aerospace Industry working with a variety of companies (TRW, Teledyne Brown, ARINC Research, ETA Technoologies, Spectrum Astro, General Dynamics and Orbital Sciences). He has 32 years experience in systems engineering, space systems design and development, space and terrestrial communications with over 24 years experience in systems architecture. His experience is primarily focused as director, program manager, project lead, lead systems engineer, team leader but occasionally has served as communications systems designer. Mr. Heiner's specialities include communication systems engineering and major systems engineering usually with accompanying information assurance and protection considerations.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only three shareholders, one of whom also serves as the director and key executive officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director may recommend that such a code be adopted.

Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.

Because there are only three shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11. Executive Compensation

The Company's officers and directors do not receive any compensation for services rendered to the Company, nor has any former officer or director received any compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2013, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address	Amount of Beneficial	Percent of
of Beneficial Owner	Ownership	Outstanding Stock(1)

James Cassidy (2)	50,000	.5%
215 Apolena Avenue
Newport Beach, CA 92662

James McKillop (3)	50,000	.5%
9454 Wilshire Boulevard
Beverly Hills, California 90212

Glen Var Rosenbaum	10,000,000	99%

All Executive Officers and	10,000,000
Directors as a Group (1 Person)

(1) Based on 10,100,000 shares outstanding.

(2) As the sole director and shareholder of Tiber Creek Corporation may be deemed to be the beneficial owner of the shares owned by it.

(3) As the sole director and shareholder of MB Americus LLC may be deemed to be the beneficial owner of the shares owned by it.

Item 13. Certain Relationships and Related Transactions and Director Independence

Glen Var Rosenbaum is the majority shareholder of the Company and also serves as its president and its director.

As the organizers and developers of the Company, James Cassidy and James McKillop may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing its registration statement of Form 10. Tiber Creek Corporation, a company of which Mr. Cassidy is the sole director, officer and shareholder, paid all expenses incurred by the Company until the date of the change in control, without repayment.

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely Mr. Hauge would not be considered an independent director if it were to do so.

Item 14. Principal Accounting Fees and Services.

The Company has no activities, no income and no expenses except for independent audit and incorporation and Delaware state fees. The Company's current and former president donated their time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	December 31, 2012	December 31, 2013

Audit-Related Fees	$750	$750

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-

approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules nor exhibits filed herewith.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Corvus Technologies Corp. (fka Canyonwalk Acquisition Corporation)

Miami Beach, Florida

We have audited the accompanying balance sheet of Corvus Technologies Corp. (fka Canyonwalk Acquisition Corporation) (“the Company”), as of December 31, 2013, and the related statements of expenses, changes in stockholders’ equity and cash flows for the period from May 1, 2013 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows the period from May 1, 2013 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception and has incurred losses from operations for the period from May 1, 2013 (inception) through December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

April 9, 2014

Corvus Technologies Corp.

(Formerly Canyonwalk Acquisition Corporation)

(A Development Stage Enterprise)

Balance Sheets

December 31,
2013
ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

$-
Total liabilities	-

Stockholders’ Equity
Preferred Stock: $0.0001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of December 31, 2013	-
Common Stock: $0.0001 par value, 100,000,000 shares authorized, 10,100,000 shares issued and outstanding as of December 31, 2013	1,010
Additional paid in capital	702
Deficit accumulated during the development stage	(1,712)
Total stockholders’ equity	-

Total liabilities and stockholders’ equity	$-

See accompanying notes to financial statements

Corvus Technologies Corp.

(Formerly Canyonwalk Acqusition Corporation)

(A Development Stage Enterprise)

Statement of Operations

For the Period from May 1, 2013 (Inception) to December 31, 2013

Expenses
General and administrative	962
Professional fees	750
Total expenses	1,712

Net loss	$(1,712)

Basic and diluted loss per common share	$(0.00)

Weighted average shares outstanding	18,494,672

See accompanying notes to financial statements

Corvus Technologies Corp.

(Formerly Canyonwalk Acquisition Corporation)

(A Development Stage Enterprise)

Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, May 1, 2013 (Inception)			-	$-	$-	$-	$-
Common stock issued for cash			20,000,000	2,000	-	-	2,000
Common stock redeemed			(19,900,000)	(1,990)	-	-	(1,990)
Founder’s shares			10,000,000	1,000	-	-	1,000
Contributed Capital					702	-	702
Net Loss						(1,712)	(1,712)
Balance, December 31, 2013	-	$-	10,100,000	$1,010	$702	$(1,712)	$-

See accompanying notes to financial statements

Corvus Technologies Corp.

Formerly Canyonwalk Acquisition Corporation)

(A Development Stage Enterprise)

Statements of Cash Flows

For the Period from May 1, 2013 (Inception) to December 31, 2013
Cash flows from operating activities
Net loss	$(1,712)
Adjustments to reconcile net income (loss) to net cash used by operating activities

Net cash used by operating activities	(1,712)

Cash flows from Financing activities
Proceeds from issuance of common stock	2,000
Proceeds from stockholders’ contributions	702
Redeem shares of common stock	(990)
Net cash provided by financing activities	1,712

Net change in cash	-

Cash at beginning of period	-

Cash at end of period	$-

Supplemental cash flow Information:
Cash paid for interest	$-
Cash paid for income taxes	$-

See accompanying notes to financial statements

CORVUS TECHNOLOGIES CORP.

(Formerly Canyonwalk Acquisition Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Inception Period from May 1, 2013 to December 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

A summary of significant accounting policies of Corvus Technologies Corp. (Formerly Canyonwalk Acquisition Corporation) (A Development Stage Company) (“the Company”) was incorporated on May 1, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company has located a business entity for combination and has changed its name to match the target acquisition company. The combination will take the form of a merger, stock-for-stock exchange.

The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “ Accounting and Reporting by Development State Enterprises.”

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2013.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2013.

Loss Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no dilutive financial instruments issued or outstanding for the period from inception through December 31, 2013.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on Corvus Technologies Corp’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Corvus Technologies Corp’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Income Taxes

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Deferred taxes will be provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities.

Recently Issued Accounting Pronouncements

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $1,712 as of December 31, 2013. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2013 10,100,000 shares of common stock and no preferred stock were issued and outstanding.

On May 7, 2013, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash. In connection with a change of control, on December 4, 2013 19,900,000 common shares were redeemed and 10,000,000 shares were issued to the new sole director and officer of the Company as founder’s shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVUS TECHNOLOGIES CORP.
Formerly Canyonwalk Acquisition Corporation

	By:	/s/ Glen var Rosenbaum
Principal Executive Officer

Dated: April 9, 2014

	By:	/s/ Glen var Rosenbaum
Principal Financial Officer
Dated: April 9, 2014

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Glen Var Rosenbaum	Director	April 9, 2013

