Form 10-Q
period 2014-03-31
Corvus Technologies Corp.
filed 2014-05-20
CIK 1579534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-54978

CORVUS TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

CANYONWALK ACQUISITION CORPORATION

(Former Name of Registrant as Specified in its Charter)

Delaware	46-3461117
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

115 N. POINCIANA ROAD

Gilbert, Arizona 85234

(Address of principal executive offices) (zip code)

480/221-3805

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

Yes ☒ No ☐

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, par value $0.0001	10,100,000

Documents incorporated by reference: None

FINANCIAL STATEMENTS

Corvus Technologies Corp.

(Formerly Canyonwalk Acquisition Corporation)

(A Development Stage Enterprise)

Balance Sheets

(Unaudited)

March 31,
2014
LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accrued expenses	$1,500
Shareholder payable	3,500
Total liabilities	5,000

Stockholders' Deficit
Common Stock: $0.0001 par value, 100,000,000 shares authorized, 10,100,000 shares issued and outstanding as of March 31, 2014	1,010
Additional paid in capital	702
Deficit accumulated during the development stage	(6,712)
Total stockholder's deficit	(5,000)

Total liabilities and stockholder's deficit	$-

See accompanying notes to unaudited financial statements

Corvus Technologies Corp.

(Formerly Canyonwalk Acquisition Corporation)

(A Development Stage Enterprise)

Statement of Expenses

(Unaudited)

	For the three months ended March 31, 2014	For the period from May 1, 2013 (inception) through March 31, 2014

Expenses
General and administrative	-	962
Professional fees	5,000	5,750
Total expenses	5,000	6,712

Net loss	$(5,000)	(6,712)

Basic and diluted loss per common share	$(0.00)

Weighted average shares outstanding	10,100,000

See accompanying notes to unaudited financial statements

Corvus Technologies Corp.

(Formerly Canyonwalk Acquisition Corporation)

(A Development Stage Enterprise)

Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2014	For the period from May 1, 2013 (inception) through March 31, 2014
Cash flows from operating activities
Net loss	$(5,000)	(6,712)
Adjustments to reconcile net loss to net cash used by operating activities
Accrued expenses	1,500	1,500
Accounts payable- related party	3,500	3,500
Net cash used by operating activities	-	(1,712)

Cash flows from financing activities
Proceeds from sale of stock	-	2,000
Shareholder contributions	-	702
Redemption of common stock	-	(990)
Net cash provided by financing activities	-	-

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	-

Supplemental cash flow information:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

See accompanying notes to unaudited financial statements

CORVUS TECHNOLOGIES CORP.

(Formerly Canyonwalk Acquisition Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period May 1, 2013 (Inception) through March 31, 2014 are included in the Annual Report on Form 10-K of Corvus Technologies Corp. which was filed on April 10, 2014, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $6,712 as of March 31, 2014. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise doubt about the Company’s ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2014, the Company is indebted to its president for $3,500 for operating expenses paid on behalf of the Company. This amount is unsecured, noninterest bearing, and due on demand.

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

On December 5, 2013 the Company issued 10,000,000 shares of its common stock at par representing 99% of the then total outstanding 10,100,000 shares of common stock.

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

As of March 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At March 31, 2014, the Company had sustained a net loss of $5,000 and had an accumulated deficit of $6,712.

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

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, Corvus Technologies Corp has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as follows:

Since inception, the Company has sold securities which were not registered as follows:

Date	Name	Number of Shares	Consideration

5/7/13	Tiber Creek Corporation	10,000,000	$1,000
		(9,950,000 redeemed 12/4/13)

5/7/13	ABN Bridge Corporation	10,000,000	$1,000
		(9,950,000 redeemed 12/4/13)

12/5/13	GlenVar Rosenbaum	10,000,000	$1,000

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

CORVUS TECHNOLOGIES CORP

By:	/s/ GlenVar Rosenbaum
President, Chief Executive Officer

Dated: May 19, 2014

