Form 10-Q
period 2014-06-30
Corvus Technologies Corp.
filed 2014-08-19
CIK 1579534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at June 30, 2014
Common Stock, par value $0.0001	10,100,000

Documents incorporated by reference: None

FINANCIAL STATEMENTS

 Corvus Technologies Corp.

(Formerly Canyonwalk Acquisition Corporation)

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accrued expenses	$1,500	$-
Shareholder payable	9,690
Total liabilities	11,190	-

Stockholders' Deficit
Common Stock: $0.0001 par value, 100,000,000 shares authorized, 10,100,000 shares issued and outstanding	1,010	1,010
Additional paid in capital	702	702
Accumulated deficit	(12,902)	(1,712)
Total stockholder's deficit	(11,190	-

Total liabilities and stockholder's deficit	$-	$-

See accompanying notes to unaudited financial statements

Corvus Technologies Corp.

(Formerly Canyonwalk Acquisition Corporation)

Statement of Expenses

(Unaudited)

	For the three months ended June 30, 2014	For the six months ended June 30, 2014	For the period from May 1, 2013 (inception) through June 30, 2013

Expenses
General and administrative	551	551	-
Professional fees	5,639	10,639	10,664
Total expenses	6,190	11,190	10,664

Net loss	$(6,190)	$(11,190)	$(10,664)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,100,000	10,100,000	10,100,000

See accompanying notes to unaudited financial statements

Corvus Technologies Corp.

(Formerly Canyonwalk Acquisition Corporation)

Statements of Cash Flows

(Unaudited)

	For the six months ended June 30, 2014	For the period from May 1, 2013 (inception) through June 30, 2013
Cash flows from operating activities
Net loss	$(11,190)	(1,712)
Adjustments to reconcile net loss to net cash used by operating activities
Accounts payable- related party	9,690
Accrued expenses	1,500	-
Net cash used by operating activities	-	(1,712)

Cash flows from financing activities
Proceeds from sale of stock	-	2,000
Shareholder contributions	-	702
Redemption of common stock	-	(990)
Net cash provided by financing activities	-	1,712

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	-

Supplemental cash flow information:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

See accompanying notes to unaudited financial statements

CORVUS TECHNOLOGIES CORP.

(Formerly Canyonwalk Acquisition Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period May 1, 2013 (Inception) through December 31, 2013 are included in the Annual Report on Form 10-K of Corvus Technologies Corp. which was filed on April 10, 2014, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

The Company has limited operations and is considered to be in the development stage. During the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $12,902 as of June 30, 2014. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise doubt about the Company’s ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of June 30, 2014, the Company is indebted to its president for $9,690 for operating expenses paid on behalf of the Company. This amount is unsecured, noninterest bearing, and due on demand.

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

If and when the Company chooses to enter into a business combination with this private company or another, it will likely file a registration statement after such business combination is affected.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of June 30, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At June 30, 2014, the Company had sustained a net loss of $11,190 and had an accumulated deficit of $12,902.

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

Dated: August 13, 2014

