Form 10-Q
period 2014-09-30
Corvus Technologies Corp.
filed 2014-11-13
CIK 1579534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at September 30, 2014
Common Stock, par value $0.0001	10,100,000

Documents incorporated by reference: None

FINANCIAL STATEMENTS

Condensed Balance Sheet as of September 30, 2014 (unaudited)	2

Condensed Statements of Operations for the three ended September 30, 2014 and 2013; and the nine months ended September 30, 2014 and the period from May 1, 2013 (Inception) through September 30, 2013 (unaudited)	3

Condensed Statement of Cash Flows for the three ended September 30, 2014 and 2013; and the nine months ended September 30, 2014 and the period from May 1, 2013 (Inception) through September 30, 2013 (unaudited)	4

Notes to Financial Statements (unaudited)	5

Corvus Technologies Corp.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accrued expenses	$3,750	$-
Shareholder payable	12,782
Total liabilities	16,532	-

Stockholders' Deficit
Common Stock: $0.0001 par value, 100,000,000 shares authorized, 10,100,000 shares issued and outstanding	1,010	1,010
Additional paid in capital	702	702
Accumulated deficit	(18,244)	(1,712)
Total stockholders’ deficit	(16,532)	-

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to unaudited financial statements

Corvus Technologies Corp.

Statement of Expenses

(Unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the period from May 1, 2013 to September 30, 2013

Expenses
General and administrative	-	-	551	-
Professional fees	5,342	-	15,981	1,343
Total expenses	5,342	-	16,532	1,343

Net loss	$(5,342)	$-	$(16,532)	(1,343)

Basic and diluted loss per common share	$(0.00)	$-	$(0.00)	(0.00)

Weighted average shares outstanding	10,100,000	20,000,000	10,100,000	20,000,000

See accompanying notes to unaudited financial statements

Corvus Technologies Corp.

Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2014	For the period from May 1, 2013 (inception) through September 30, 2013
Cash flows from operating activities
Net loss	$(16,532)	$(1,343)
Change in operating assets and liabilities:
Accounts payable- related party	12,782	-
Accrued expenses	3,750	1,150
Net cash used by operating activities	-	(193)

Cash flows from financing activities
Proceeds from sale of stock	-	2,000
Shareholder contributions	-	193
Net cash provided by financing activities	-	2,193

Net change in cash	-	2,000

Cash at beginning of period	-	-

Cash at end of period	$-	$2,000

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

CORVUS TECHNOLOGIES CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period May 1, 2013 (Inception) through December 31, 2013 are included in the Annual Report on Form 10-K of Corvus Technologies Corp. which was filed on April 10, 2014, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

The Company has limited operations and is considered to be in the development stage. During the quarter ended June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $18,244 as of September 30, 2014. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise doubt about the Company’s ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of September 30, 2014, the Company is indebted to its president for $12,782 for operating expenses paid on behalf of the Company. This amount is unsecured, noninterest bearing, and due on demand.

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

Current Activities

The Company is designed to develop and market either by merger and/or acquisition with an existing private company which private company is the owner of patent-pending technology that provides an effective tracking and monitoring system of humans and other living entities within buildings. The tracking technology can figuratively "see through walls". The technology is portable and can be set up quickly on the exterior of a building to track humans inside the building. The system is targeted for use in safety-of-life applications by such personnel as fire fighters, paramedics, SWAT teams, military or other "first responders". The tracking technology is portable and can be quickly assembled at the exterior of a building to locate and track persons or live entities.

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

As of September 30, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At September 30, 2014, the Company had sustained a net loss of $16,532 and had an accumulated deficit of $18,244.

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

PART II — OTHER INFORMATION

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

Dated: November 13, 2014

