Form 10-K
period 2014-12-31
Corvus Technologies Corp.
filed 2015-05-06
CIK 1579534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at December 31, 2014
Common Stock, par value $0.0001	10,100,000

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

As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. For the year ended December 31, 2014, the Company had sustained a net loss of $24,032 and had an accumulated deficit of $25,744.

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

As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. For the year ended December 31, 2014, the Company had sustained a net loss of $24,032 and had an accumulated deficit of $25,744.

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

2014 Year-End Analysis

The Company has received no income, has had no operations nor expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. For the year ended December 31, 2014, the Company had sustained a net loss of $24,032 and had an accumulated deficit of $25,744.

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

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2014 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company's accountants on accounting or financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission,.the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective  as of December 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Jae G. Heiner serves as General Manager of the Company. Mr. Heiner received both his Bachelor of Science in Electrical Engineering and Master's Degree in Electrical Engineering from Brigham Young University in 1980 and 1981, respectively. Mr. Heiner has spent his most of his career in the Aerospace Industry working with a variety of companies (TRW, Teledyne Brown, ARINC Research, ETA Technoologies, Spectrum Astro, General Dynamics and Orbital Sciences). He has 32 years experience in systems engineering, space systems design and development, space and terrestrial communications with over 24 years experience in systems architecture. His experience is primarily focused as director, program manager, project lead, lead systems engineer, team leader but occasionally has served as communications systems designer. Mr. Heiner's specialities include communication systems engineering and major systems engineering usually with accompanying information assurance and protection considerations.

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

Name and Address	Amount of Beneficial	Percent of
of Beneficial Owner	Ownership	Outstanding Stock(1)

James Cassidy (2)
215 Apolena Avenue
Newport Beach, CA 92662	50,000	.5%

James McKillop (3)
9454 Wilshire Boulevard
Beverly Hills, California 90212	50,000	.5%

Glen Var Rosenbaum	10,000,000	99%

All Executive Officers and
Directors as a Group (1 Person)	10,000,000

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

	December 31, 2013	December 31, 2014

Audit Fees	$7,750	$4,000

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules nor exhibits filed herewith.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Corvus Technologies Corp.

Gilbert, Arizona

We have audited the accompanying balance sheets of Corvus Technologies Corp. (fka Canyonwalk Acquisition Corporation) (“the Company”), as of December 31, 2014 and 2013, and the related statements of expenses, changes in stockholders’ deficit and cash flows for the year ended December 31, 2014 and for the period from May 1, 2013 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows the year ended December 31, 2014 and for the period from May 1, 2013 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception and has incurred losses from operations for the period from May 1, 2013 (inception) through December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

May 05, 2015

Corvus Technologies Corp.

Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$1,500	$-
Shareholder payable	22,532
Total liabilities	24,032	-

Stockholders' Deficit
Common Stock: $0.0001 par value, 100,000,000 shares authorized, 10,100,000 shares issued and outstanding	1,010	1,010
Additional paid in capital	702	702
Accumulated deficit	(25,744)	(1,712)
Total stockholders’ deficit	(24,032)	-

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to financial statements

Corvus Technologies Corp.

Statement of Expenses

	For the twelve months ended December 31, 2014	For the period from May 1, 2013 (inception) to December 31, 2013

Expenses
General and administrative	551	962
Professional fees	23,481	750
Total expenses	24,032	1,712

Net loss	$(24,032)	(1,712)

Basic and diluted loss per common share	$(0.00)	(0.00)

Weighted average shares outstanding	10,100,000	18,494,672

See accompanying notes to financial statements

Corvus Technologies Corp.

Statements of Cash Flows

	For the twelve months ended December 31, 2014	For the period from May 1, 2013 (inception) through December 31, 2013
Cash flows from operating activities
Net loss	$(24,032)	$(1,712)
Change in operating assets and liabilities:
Accounts payable- related party	22,532	-
Accrued expenses	1,500	-
Net cash used by operating activities	-	(1,712)

Cash flows from financing activities
Proceeds from issuance of common stock	-	2,000
Proceeds from stockholders’ contributions	-	702
Redeem shares of common stock		(990)
Net cash provided by financing activities	-	1,712

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

Corvus Technologies Corp.

Statement of Changes in Stockholders’ Deficit

	Preferred Stock			Common Stock		Additional Paid In	Accumulated
	Shares	Amount		Shares	Amount	Capital	Deficit	Total
Balance, May 1, 2013 (Inception)		$		-	$-	$-	$-	$-
Common stock issued for cash				20,000,000	2,000	-	-	2,000
Common stock redeemed				(19,900,000)	(1,990)	-	-	(1,990)
Founder’s shares				10,000,000	1,000	-	-	1,000
Contributed Capital						702	-	702
Net Loss							(1,712)	(1,712)
Balance, December 31, 2013	-		$-	10,100,000	$1,010	$702	$(1,712)	$-
Net Loss							(24,032)	(24,032)
Balance, December 31, 2014		$		10,100,000	$1,010	$702	$(25,744)	$(24,032)

See accompanying notes to financial statements

CORVUS TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

For the Inception Period from May 1, 2013 to December 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

A summary of significant accounting policies of Corvus Technologies Corp. (Formerly Canyonwalk Acquisition Corporation) (“the Company”) was incorporated on May 1, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company has located a business entity for combination and has changed its name to match the target acquisition company. The combination will take the form of a merger, stock-for-stock exchange. The combination currently being considered is with an entity controlled by our CEO and majority shareholder. There are no guarantees that the combination will close.

The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2014.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2014.

Loss Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no dilutive financial instruments issued or outstanding for the period from inception through December 31, 2014.

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

Shareholder Payable

The Company has incurred expenses in the amount of $22,532 that have been funded by GlenVar Rosenbaum, the company CEO. This payable is interest free and due on demand.

Recently Issued Accounting Pronouncements

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $25,744 as of December 31, 2014. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2014 and 2013 10,100,000 shares of common stock and no preferred stock were issued and outstanding.

On May 7, 2013, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash. In connection with a change of control, on December 4, 2013 19,900,000 common shares were redeemed and 10,000,000 shares were issued to the new sole director and officer of the Company as founder’s shares.

NOTE 4 – INCOME TAXES

For the year ended December 31, 2014, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2014, the Company had approximately $9,010 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2034. The provision for income taxes consisted of the following components for the year ended December 31:

The components of the Company’s deferred tax asset are as follows:

December 31, 2014
Deferred tax assets:
Net Operating loss carry forwards	9,010
Valuation allowance	(9,010)
Total deferred tax assets	$-

The valuation allowance for deferred tax assets as of December 31, 2014 was $9,010. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management consider the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that the deferred tax assets would not be realized as of December 31, 2014, and recorded a full valuation allowance. Reconciliation between the statutory rate and the effective tax rate is as follows as of December 31:

2014

Federal statutory tax rate	(35.0)%
Valuation Allowance	35.0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVUS TECHNOLOGIES CORP.
Formerly Canyonwalk Acquisition Corporation

	By:	/s/ Glen Var Rosenbaum
Principal Executive Officer

Dated: May 5, 2015

	By:	/s/ Esme Weathers
Principal Financial Officer
Dated: May 5, 2015

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Glen Var Rosenbaum	Director	May 5, 2015

/s/ Esme Weathers	Director	May 5, 2015

