Form 10-Q
period 2015-03-31
Corvus Technologies Corp.
filed 2015-05-20
CIK 1579534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-54978

CORVUS TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-3461117
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at March 20, 2015
Common Stock, par value $0.0001	10,100,000

Documents incorporated by reference: None

FINANCIAL STATEMENTS

Corvus Technologies Corp.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$1,500	$1,500
Shareholder payable	25,441	22,532
Total liabilities	26,941	24,032

Stockholders' Deficit
Common Stock: $0.0001 par value, 100,000,000 shares authorized, 10,100,000 shares issued and outstanding	1,010	1,010
Additional paid in capital	702	702
Accumulated deficit	(28,653)	(25,744)
Total stockholder's deficit	(26, 941)	(24,032)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to unaudited financial statements

2

Corvus Technologies Corp.

Statement of Expenses

(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Expenses
General and administrative	400	0
Professional fees	2,509	5,000
Total expenses	2,909	5,000

Net loss	$(2,909)	$(5,000)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,100,000	10,100,000

See accompanying notes to unaudited financial statements

Corvus Technologies Corp.

Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Cash flows from operating activities
Net loss	$(2.909)	(5,000)
Adjustments to reconcile net loss to net cash used by operating activities
Accounts payable - shareholder	2,909	3,500
Accrued expenses		1,500
Net cash used by operating activities	-	-

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	-

Supplemental cash flow information:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

See accompanying notes to unaudited financial statements

CORVUS TECHNOLOGIES CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period December 31, 2014 are included in the Annual Report on Form 10-K of Corvus Technologies Corp. which was filed on May 5, 2015, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $28,653 as of March 31, 2015. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise doubt about the Company’s ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2015, the Company is indebted to its president for $25,441 for operating expenses paid on behalf of the Company. This amount is unsecured, noninterest bearing, and due on demand.

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

Operations are similar as in the previous year with minimal activity expended in this area, as necessary to maintain the corporate public structure. The company goal is to maintain this status until the company is in full production readiness, has sales orders, and approaches a revenue self-sustaining mode. At that point the company intends to register to trade on the public market. It is expected that the company will make progress in these areas in the forthcoming time period.

As of March 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At March 31, 2015, the Company had sustained a net loss of $26,941 and had an accumulated deficit of $28,653.

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

ITEM 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer.

Based upon that evaluation, he believes that the Company's disclosure controls and procedures are not  effective   in gathering, Analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4. OTHER INFORMATION

(a) Not applicable.

(b) Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 5. EXHIBITS

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

CORVUS TECHNOLOGIES CORP

By:	/s/ Glen Var Rosenbaum
Glen Var Rosenbaum
Principal Executive Officer

By:	/s/ Esme Weathers
Esme Weathers
Chief Financial Officer

Dated: May 20, 2015

