Form 10-Q
period 2015-06-30
Corvus Technologies Corp.
filed 2015-08-14
CIK 1579534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at June 30, 2015
Common Stock, par value $0.0001	10,100,000

Documents incorporated by reference: None

FINANCIAL STATEMENTS

Corvus Technologies Corp.

Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Total assets	-	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accrued expenses	$-	$1,500
Shareholder payable	33,226	22,532
Total liabilities	33,226	24,032

Stockholders' Deficit
Common Stock: $0.0001 par value, 100,000,000 shares authorized, 10,100,000 shares issued and outstanding	1,010	1,010
Additional paid in capital	702	702
Accumulated deficit	(34,938)	(25,744)

Total stockholders’ deficit	(33,226)	(24,032)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to unaudited financial statements

Corvus Technologies Corp.

Statement of Expenses

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Expense
General and administrative	99	551	499	551
Professional Fees	6,186	5,639	8,695	10,639
Total Expenses	6,285	6,190	9,194	11,190
Net Loss	$(6,285)	$(6,190)	$(9,194)	$(11,190)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,100,000	10,100,000	10,100,000	10,100,000

See accompanying notes to unaudited financial statements

Corvus Technologies Corp.

Statements of Cash Flows

(Unaudited)

Six Months Ended
	June 30, 2015	June 30, 2014
Cash flow from operating activities
Net Loss	$(9,194)	$(11,190)
Change in operating assets and liabilities:
Accounts Payable-related party	10,964	9,690
Accrued Expenses	(1,500)	1,500
Net cash used by Operating Activities	-	-
Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-
Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

CORVUS TECHNOLOGIES CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period December 31, 2014 are included in the Annual Report on Form 10-K of Corvus Technologies Corp. which was filed on May 5, 2015, with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $34,938 as of June 30, 2015. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of June 30, 2015, the Company is indebted to its president for $33,226 for operating expenses paid on behalf of the Company. This amount is unsecured, noninterest bearing, and due on demand.

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

The Company has no employees and only one director who also serve as the Company's President.

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

As of June 30, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At June 30, 2015, the Company had sustained a net loss of $9,194 and had an accumulated deficit of $34,938.

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

(b) Item 407(c) (3) of Regulation S-K:

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

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVUS TECHNOLOGIES CORP

By:	/s/ GlenVar Rosenbaum
President, Chief Executive Officer

By:	/s/ Esme Weathers
Chief Financial Officer

Dated: August 14, 2015

